Form 10-Q
period 1998-03-31
RIVER DISTRIBUTION SUB INC
filed 1998-05-15
CIK 1047959

As filed with the Securities and Exchange Commission on May 15, 1998

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 333-38673-01

                          RIVER DISTRIBUTION SUB, INC.
             (Exact name of registrant as specified in its charter.)

Delaware                                                    13-3974278
-------------------------------               ---------------------------------
(State or other jurisdiction of                I.R.S. Employer incorporation or
organization)                                        Identification Number)

645 Fifth Avenue, 8th Floor, New York, N.Y.                               10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (212) 848-0201
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]           No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practical date.

                  Not Applicable

714122.1

                                EXPLANATORY NOTE

         The Registrant's obligation to file periodic reports pursuant to section 15(d) of the Securities Exchange Act of 1934, as amended, commenced upon the effectiveness of the Registrant's Registration Statement on Form S- 4 (Registration No. 333-38673-01) which was declared effective on March 27, 1998. However, the information required by this Form 10-Q Quarterly Report has been omitted because the transactions comprising the steps under which River Bank America, a New York chartered stock savings bank, will be reorganized from a New York chartered stock savings bank into a business corporation incorporated in the State of Delaware have not been completed as of the date hereof.

714122.1
                                       -2-

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     RIVER DISTRIBUTION SUB, INC.



Date: May  15 , 1998                     /s/ Jerome R. McDougal
                                     -------------------------------------------
                                     Name:   Jerome R. McDougal
                                     Title:  President, Chief Executive Officer,
                                             Director and Chairman of the
                                             Board of Directors (principal
                                             executive and principal financial
                                             officer)

714122.1
                                       -3-